Form 10-Q
period 2014-04-30
Stark Naked Bobbers
filed 2014-09-26
CIK 1592107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-192468

STARK NAKED BOBBERS

(Exact name of small business issuer as specified in its charter)

Nevada	46-3736799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8650 Miramar Road, San Diego, California 92126

(Address of Principal Executive Offices)

(858) 578-8193

(Issuer’s telephone number)

________________

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 19, 2014:   10,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [  ]

Transitional Small Business Disclosure Format (Check One) Yes [  ]   No [X]

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Item 4.  Control and Procedures

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 1A.  Risk Factors.

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Mine Safety Disclosures

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STARK NAKED BOBBERS

Financial Statements

Page

Financial Statements:

Condensed Balance Sheets, April 30, 2014 (unaudited) and October 31, 2013 (audited)	4

Condensed Statements of Operations (unaudited), for the three and six month period ended April 30, 2014 and for the period September 25, 2013 (date of inception) to April 30, 2014	5

Condensed Statements of Changes in Stockholders’ Equity (Deficit), for the period September 25, 2013 (date of inception) to April 30, 2014 (unaudited)	6

Condensed Statements of Cash Flows (unaudited), for the six months period ended April 30, 2014 and for the period September 25, 2013 (date of inception) to April 30, 2014	7

Notes to Financial Statements (unaudited)	8

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	April 30, 2014 (Unaudited)	October 31, 2013 (Audited)

ASSETS

CURRENT ASSETS
Cash	$1,688	$4,965
Prepaid Expense	130	-
TOTAL CURRENT ASSETS	$1,818	$4,965

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,000	$3,500
Due to Related Party	1,700	-
TOTAL CURRENT LIABILITIES	$5,700	$3,500

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock at October 31, 2013
and April 30, 2014	$10,000	$10,000
Additional Paid in Capital	-	-
Deficit accumulated during the development stage	(13,882)	(8,535)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(3,882)	$1,465
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,818	$4,965

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2014	Six months ended April 30, 2014	Cumulative results from inception (Sept. 25, 2013) to April 30, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

General & Administrative	$541	$1,347	$1,932
Professional Fees	1,750	4,000	11,950
Total Expenses	$2,291	$5,347	$13,882

NET LOSS	$(2,291)	$(5,347)	$(13,882)

Provision for Income Tax	-	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(2,291)	$(5,347)	$(13,882)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

From inception (September 25, 2013) to April 30, 2014

					Deficit
	Common Stock				Accumulated
				Additional	during the
	Number of			Paid-In	development
	Shares		Amount	Capital	stage	Total

Inception (September 25, 2013)		$		$-	$-	$-

Founder’s shares issued for cash at $0.001 per share on October 8, 2013	8,350,000		$8,350	$-	$-	$8,350

Shares issued for Services at $0.001 per share on October 8, 2013	1,650,000		$1,650	$-	$-	$1,650

Net loss for the period from inception through October 31, 2013					$(8,535)	$(8,535)

Balance, October 31, 2013	10,000,000		$10,000	$-	$(8,535)	1,465

Net Loss for the period ended April 30, 2014 (unaudited)	-		-	-	$(5,347)	$(5,347)

Balance, April 30, 2014	10,000,000		$10,000	-	$(13,882)	(3,882)

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30, 2014	Cumulative results from Sept 25, 2013 (Inception Date) to April 30, 2014

OPERATING ACTIVITIES

Net Loss	$(5,347)	$(13,882)
Changes in Operating Assets and Liabilities:
Shares Issued for Services	$-	$1,650
(Increase) decrease in Prepaid Expenses	$(130)	$(130)
Increase (decrease) in Accounts Payable
and Accrued Expenses	$500	$4,000

NET CASH USED IN OPERATING ACTIVITIES	$(4,977)	$(8,362)

FINANCING ACTIVITIES
Issuance of Common Stock	$-	$8,350
Related Party Loans	$2,000	$2,000
Repayment of Related Party Loans	$(300)	$(300)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,700	$10,050

NET INCREASE (DECREASE) IN CASH	$(3,277)	$1,688

CASH, BEGINNING OF PERIOD	$4,965	$-

CASH, END OF PERIOD	$1,688	$1,688

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for:

Common Stock Issued for Services	$-	$1,650

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

April 30, 2014

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Stark Naked Bobbers was formed in the state of Nevada on September 25, 2013 and its year-end is October 31. We are a development stage company with a plan of operation that offers bobber kits for the most popular motorcycles sold. A bobber is a term for a custom motorcycle that typically has had all superficial parts shortened, removed or customized. We plan to sell our custom-built kits over the internet, and a customer with minimal mechanical skills will be able to install the parts themselves. Current products include seat kits, handle bar kits, light kits, and fender kits for the most popular motorcycle makes and models.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended April 30, 2014, the Company had no operations. As of April 30, 2014 the Company had not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The sole officer/director has agreed to advance funds to the Company to meet its obligations at her discretion.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2013 audited financial statements included in the Company’s S-1 filing.  The results of operations for the period ended April 30, 2014 are not necessarily indicative of the operating results for the full year.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company is to adopt this standard upon completion of its annual filing.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both April 30, 2014 and October 31, 2013, the Company had 10,000,000 common shares issued and outstanding.

On October 8, 2013, the Company issued 8,350,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,350.

On October 8, 2013, the Company issued 1,650,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $1,650.

At April 30, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received net loans from a related party of $1,700 and $0 as of April 30, 2014 and October 31, 2014.  These loans are due on demand and carry no interest.

NOTE 6 - PREPAID EXPENSES

As of April 30, 2014, the Company had prepaid expenses of $130 ($0 at October 31, 2014) which will be expensed as used.

NOTE 7- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Stark Naked Bobbers for the period ended April 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Stark Naked Bobbers, Financial information provided in this Form 10-Q, for periods subsequent to April 30, 2014, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Plan of Operation

We are a development stage company with a plan of operation that offers bobber kits for the most popular motorcycles on the market.  A bobber is a term for a custom motorcycle that typically has had all superficial parts shortened, removed or customized.  Our Bobber kits are intended for use on stock or non-customized motorcycles.  Customers remove factory parts and replace them with our kits by following the instructions.  Our kits then modify a stock factory motorcycle into a nostalgic looking custom bike.  We plan to sell our custom built kits over the internet and a customer with minimal mechanical skills will be able to install the parts themselves.  Current products include seat kits, handle bar kits, light kits, and fender kits for the most popular motorcycle makes and models.

We plan to complete our milestones as of our offering closing date.

0- 3 MONTHS

We have budgeted $1,500 in the Website Development line item in the “Use of Proceeds” section to finalize our web site development.  The Company has budgeted $500 as a deposit for Sales and Marketing material including brochures and flyers.  We have budgeted an additional $500 in the Sales and Marketing line item for initiating Google Places & AdWords to initiate our internet marketing efforts.  The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,500.  We have budgeted $125 in the Office Supplies line item for office related expenses.  Our overall goal for this timeframe is to finalize our web site development, identity, and presence on the internet.  We also plan to start generating revenue at the end of this quarter.

4-6 MONTHS

The Company has budgeted $4,000 in the Parts Kit line item in the “Use of Proceeds” section to produce and develop 6 new bobber kits for the most popular motorcycle models.  The Company also plans to finalize the marketing and promotional material and we have budgeted $500 in the Sales and Marketing line item for this cost.  During this timeframe we plan to finalize our calendar for bike night events and shows/expositions we plan to attend during the next nine months.  We plan to place deposits for booth space to attend the shows and we have budgeted $1,000 in the Sales & Marketing line item in the “Use of Proceeds” section.  In addition, in the Sales and Marketing line item we have budgeted $2,000 for internet marketing and advertising efforts on a local basis.  During this period we expect to incur $1,500 in accounting and audit fees to remain in compliance with governmental and regulatory agencies.  In addition, we have budgeted $750 in the Legal and Professional line item for any legal issues we may incur.  We have budgeted $125 in the Office Supplies line item for office related expenses. Our overall goal for this timeframe is to initiate our overall marketing strategy and increase our revenue generating efforts.

7-9 MONTHS

An amount of $1,500 is budgeted in the Sales and Marketing line item in the “Use of Proceeds” section for additional marketing efforts which may include search engines or direct marketing efforts.  During this period we expect to incur $1,500 in accounting and audit fees to remain in compliance with governmental and regulatory agencies. We have budgeted $125 in the Office Supplies line item for office related expenses.   During this quarter we plan to start generating revenue from our services.

10-12 MONTHS

By the fourth quarter of operations, we hope to have generated sufficient revenues to sustain operations.  During this timeframe, we plan to analyze our past nine months of operations including our web sites lead/revenue generating effectiveness.  This review of our operations to date will allow the Company to make the necessary adjustments and changes to further the growth of the Company.  In addition, this review will provide valuable information for finalizing our two-year overall business plan with emphasis on expanding our services.  The Company has budgeted $1,860 in the Sales and Marketing line item for continuing our marketing and promoting efforts on the internet and locally.  We have budgeted $125 in the Office Supplies line item for office related expenses.  During this period we expect to incur $3,500 in accounting and audit fees to remain in compliance with governmental and regulatory agencies. In addition, we have budgeted $750 in the Legal and Professional line item for any legal expense we may incur.

Results of Operations

The six months period ended April 30, 2014

The Company did not have any operating income for quarter ended April 30, 2014. For the period from inception, September 25, 2013 to the quarter ended April 30, 2014, the registrant recognized a net loss of $13,882. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  Stark Naked Bobbers’ received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on June 13, 2014 to offer on a best-efforts basis 3,000,000 shares of its common stock at a fixed price of $0.01 per share.

The $30,000 in funds management plans to raise from its offering is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of the date of filing that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April 30, 2014, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

The Company is a smaller reporting company and is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101 Interactive Data files pursuant to Regulation S-T

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARK NAKED BOBBERS

Date: September 19, 2014

/s/ Teresa Stark

Teresa Stark

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director