Form 10-Q
period 2014-07-31
Stark Naked Bobbers
filed 2014-09-29
CIK 1592107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

  Item 3.  Defaults Upon Senior Securities

  Item 4.  Mine Safety Disclosures

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STARK NAKED BOBBERS

Financial Statements

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2014 (Unaudited)	October 31, 2013 (Audited)

ASSETS

CURRENT ASSETS
Cash	$144	$4,965
Prepaid Expense	130	-
TOTAL CURRENT ASSETS	$274	$4,965

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,250	$3,500
Due to Related Party	2,400	-
TOTAL CURRENT LIABILITIES	$6,650	$3,500

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock at October 31, 2013
and July 31, 2014	$10,000	$10,000
Additional Paid in Capital	-	-
Deficit accumulated during the development stage	(16,376)	(8,535)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(6,376)	$1,465
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$274	$4,965

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2014	Nine months ended July 31, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

General & Administrative	$744	$2,091
Professional Fees	1,750	5,750
Total Expenses	$2,494	$7,841

Provision for Income Tax	-	-
NET LOSS, AFTER PROVISION FOR INCOME TAX	$(2,494)	$(7,841)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)

From inception (September 25, 2013) to July 31, 2014

					Deficit
	Common Stock				Accumulated
				Additional	during the
	Number of			Paid-In	development
	Shares		Amount	Capital	stage	Total

Inception (September 25, 2013)		$		$-	$-	$-

Founder’s shares issued for cash at $0.001 per share on October 8, 2013	8,350,000		$8,350	$-	$-	$8,350

Shares issued for Services at $0.001 per share on October 8, 2013	1,650,000		$1,650	$-	$-	$1,650

Net loss for the period from inception through October 31, 2013					$(8,535)	$(8,535)

Balance, October 31, 2013	10,000,000		$10,000	$-	$(8,535)	1,465

Net Loss for the period ended April 30, 2014 (unaudited)	-		-	-	$(7,841)	$(7,841)

Balance, July 31, 2014	10,000,000		$10,000	-	$(16,376)	(6,376)

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended July 31, 2014

OPERATING ACTIVITIES

Net Loss	$(7,841)
Changes in Operating Assets and Liabilities:
Shares Issued for Services	$-
(Increase) decrease in Prepaid Expenses	$(130)
Increase (decrease) in Accounts Payable
and Accrued Expenses	$750

NET CASH USED IN OPERATING ACTIVITIES	$(7,221)

FINANCING ACTIVITIES
Issuance of Common Stock	$-
Related Party Loans	$2,700
Repayment of Related Party Loans	$(300)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,400

NET INCREASE (DECREASE) IN CASH	$(4,821)

CASH, BEGINNING OF PERIOD	$4,965

CASH, END OF PERIOD	$144

Supplemental Cash Flow Information and noncash Financing Activities:
Cash paid for:

Common Stock Issued for Services	$-

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

July 31, 2014

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Stark Naked Bobbers was formed in the state of Nevada on September 25, 2013, and its year-end is October 31. Our plan of operation is to offer bobber kits for the most popular motorcycles sold. A bobber is a term for a custom motorcycle that typically has had all superficial parts shortened, removed or customized. We plan to sell our custom-built kits over the internet, and a customer with minimal mechanical skills will be able to install the parts themselves. Current products include seat kits, handle bar kits, light kits, and fender kits for the most popular motorcycle makes and models.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended July 31, 2014, the Company had no operations.  At this time, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The sole officer/director has agreed to advance funds to the Company to meet its obligations at her discretion.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2013 audited financial statements included in the Company’s S-1 filing.  The results of operations for the period ended July 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both July 31, 2014 and October 31, 2013, the Company had 10,000,000 common shares issued and outstanding.

On October 8, 2013, the Company issued 8,350,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,350.

On October 8, 2013, the Company issued 1,650,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $1,650.

At July 31, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received net loans from a related party of $2,400 and $0 as of July 31, 2014 and October 31, 2013.  These loans are due on demand and carry no interest.

NOTE 6 - PREPAID EXPENSES

As of July 31, 2014, the Company had prepaid expenses of $130 ($0 at October 31, 2013) which will be expensed as used.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Stark Naked Bobbers for the period ended July 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Stark Naked Bobbers, Financial information provided in this Form 10-Q, for periods subsequent to July 31, 2014, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Results of Operations

The six months period ended July 31, 2014

The Company did not have any operating income for quarter ended July 31, 2014. For the period from inception, September 25, 2013 to the quarter ended July 31, 2014, the registrant recognized a net loss of $16,376. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of September 19, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of July 31, 2014, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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