Form 10-K
period 2014-10-31
Stark Naked Bobbers
filed 2015-01-29
CIK 1592107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

Commission file number: 333-192468

Stark Naked Bobbers

(Exact Name of Registrant as Specified in its Charter)

Nevada	46-3736799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8650 Miramar Road, San Diego, California 92126
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (858) 578-8193

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ]  No [X]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]  No [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

          For the year ended October 31, 2014, the issuer had no revenues.

         As of November 25, 2014 the company was traded on the OTCBB under the symbol SKKB.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 9, 2015 was 13,000,000 shares.

Stark Naked Bobbers

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

  Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Stark Naked Bobbers

PART 1

ITEM 1.  BUSINESS.

CORPORATE BACKGROUND

Stark Naked Bobbers was incorporated in the State of Nevada on September 25, 2013 under the same name. Since inception, Stark Naked Bobbers has not generated revenues and has accumulated losses from inception (September 25, 2013) in the amount of $81,895 as of audit date October 31, 2014.  Stark Naked Bobbers has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Stark Naked Bobbers has yet to commence principle planned operations; Stark Naked Bobbers has commenced only minimal operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

Stark Naked Bobber’s administrative office is located at 8650 Miramar Road, San Diego, California 92126.

Stark Naked Bobber’s fiscal year end is October 31.

Business Overview

Stark Naked Bobbers was formed in the state of Nevada on September 25, 2013.  We are a development stage company with a plan of operation that offers bobber kits for the most popular motorcycles sold.  A bobber is a term for a custom motorcycle that typically has had all superficial parts shortened, removed or customized.  Our Bobber kits are intended for use on stock or non-customized motorcycles.  Customers remove factory parts and replace them with our kits by following the instructions.  Our kits then modify a stock factory motorcycle into a nostalgic looking custom bike.  We plan to sell our custom built kits over the internet and a customer with minimal mechanical skills will be able to install the parts themselves.  Current products that we have developed include seat kits, handle bar kits, light kits, and fender kits for the most popular motorcycle makes and models.  Our products will be custom made to fit specific makes and models of motorcycles.  Once an order is received we will send the order to our fabricator and the products will be produced.

Current management is comprised of Teresa Stark, CEO and President.  Due to the development stage of the Company, Mrs. Stark distributes part of her time toward the everyday operations and forward movement of the corporation.  Mrs. Stark’s responsibilities include acting as the company’s director of operations, as well as determining the overall planning and direction of our Company.

ITEM 1A.  RISK FACTORS.

TERESA STARK, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 15 HOURS PER WEEK TO COMPANY MATTERS.

Our business plan does not provide for the hiring of any additional employees and may never generate enough revenue to support the hiring of additional employees.  Therefore, the responsibility of developing and furthering the company's business, and fulfilling the reporting requirements of a public company all fall upon Teresa Stark. Now that our offering is closed; Mrs. Stark plans to spend the necessary time to finalize business development, direct the marketing campaign, and oversee the primary operations of the business.

MRS. STARK DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.

The Company’s needs could exceed the amount of time or level of experience Mrs. Stark may have.  This could result in her inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.  While Mrs. Stark does have experience running a business, she does not have experience serving as the CEO of a public company, reviewing financial statements or serving as the CFO of a public company or being responsible for the preparation of the various Exchange Act reports required to be filed by public companies.  We have budgeted the cost to prepare and file the various Exchange Act reports in our “Use of Proceeds” section.  These activities will be done by independent third party contractors.

OUR SOLE OFFICER AND DIRECTOR OF THE COMPANY OCCUPIES ALL THE POSITIONS.

A risk exists that the Company may not have adequate internal controls because one person occupies all of the corporate positions.  A risk also exists that there may not be funds available for net income because the sole director and officer will determine their salary and perquisites.

MRS. STARK IS INVOLVED IN OTHER BUSINESS ACTIVITIES WHICH MAY POTENTIALLY RESULT IN A CONFLICT OF INTEREST.

In addition to Mrs. Stark’s positions with Stark Naked Bobbers; she is the Managing Member of Stark Cycles which buys and sells used Motorcycles and All-Terrain Vehicles.  Mrs. Stark’s responsibilities include bookkeeping, data entry, bike sales, parts ordering, service writing, and all advertising and promotional campaigns.  However, we have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

THE COMPANY DOES NOT CARRY ANY PRODUCT LIABILITY INSURANCE WHICH COULD SUBJECT THE COMPANY TO LIABILITY CLAIMS.

Our Bobber kits are intended for use on stock or non-customized motorcycles.  Customers remove factory parts and replace them with our kits by following the instructions and it is management’s belief that these kits do not impact the motorcycle owner’s manufacturer’s warranty.  However, there is no assurance that the warranty will not be affected.  Our kits then modify a stock factory motorcycle into a nostalgic looking custom bike.  The Company does not carry any product liability insurance which could subject the company to liability claims.  The kits we sell are installed by the purchaser themselves and in the event any of our kits are defective upon installation we plan to replace the kit at our expense.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

AUDITOR’S GOING CONCERN

As shown in the financial statements accompanying this prospectus, Stark Naked Bobbers has had no revenues to date and has incurred only losses since its inception.  The Company has had no operations and has been issued a “going concern” opinion from our Independent Auditors, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKET’S ACCEPTANCE OF OUR PLANNED PRODUCTS. IF THE MORTORCYCLE PARTS MARKET DOES NOT FIND OUR PRODUCTS DESIRABLE AND WE CANNOT ATTRACT CLIENTS, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer bobber products that the market accepts and is willing to purchase is critically important to our success. We cannot be certain that the products we offer will be accepted by the marketplace.  As a result, there may not be any demand, our revenue stream could be limited, and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we offer alternative products or alter our products and marketing efforts and pursue alternative or complementing revenue generating products.

THE LOSS OF THE SERVICES OF TERESA STARK COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Teresa Stark. If she were unable to perform her services, this loss of her capabilities could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace her with another qualified individual.  The loss of her services could result in a loss of revenues, which could result in a reduction of the value of any shares.

THE MOTORCYCLE PARTS MARKETPLACE IS HIGHLY COMPETITIVE.  IF WE CANNOT DEVELOP AND PROMOTE PRODUCTS THAT THE MARKET AND INDIVIDUALS ARE WILLING TO ACCEPT, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY AND OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

Stark Naked Bobbers has many potential competitors in the motorcycle parts marketplace.  We acknowledge that our competition is competent, experienced, and they have greater financial, and marketing resources than we do at the present. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the development, promotion, and marketing of their products than are available to us.

Some of Stark Naked Bobbers’ competitors may also offer a wider range of products and have greater name recognition.  They have greater customer loyalty bases and these competitors may be able to respond more quickly to new or changing opportunities.  In addition, our competitors may be able to undertake more extensive promotional activities, and adopt more aggressive advertising campaigns than Stark Naked Bobbers at the present.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company does not own any property at the present time.  Our executive offices are located at 8650 Miramar Road, San Diego, California 92126 where the Company entered into a rental agreement in September 2014 at $1,750 per month.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of November 25, 2014 the company was traded on the OTCBB under the symbol SKKB.

(b) Holders. As of January 9, 2015, there were 56 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

On October 3, 2014, the Company completed an S-1 offering.  The Company issued 3,000,000 shares at $0.01 per share for a total cash of $30,000.  The funds from the offering are budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and sales activity accordingly.

Stark Naked Bobbers was formed in the state of Nevada on September 25, 2013.  We are a development stage company with a plan of operation that offers bobber kits for the most popular motorcycles sold.  A bobber is a term for a custom motorcycle that typically has had all superficial parts shortened, removed or customized.  Our Bobber kits are intended for use on stock or non-customized motorcycles.  Customers remove factory parts and replace them with our kits by following the instructions.  Our kits then modify a stock factory motorcycle into a nostalgic looking custom bike.  We plan to sell our custom built kits over the internet and a customer with minimal mechanical skills will be able to install the parts themselves.  Current products that we have developed include seat kits, handle bar kits, light kits, and fender kits for the most popular motorcycle makes and models.

Plan of Operation

Product Development

Stark Naked Bobbers offers customized seats, handle bars, lights, and fenders for the following motorcycle manufacturers and models: Honda VT 750, Yamaha V-Star 650, Yamaha V-Star 1100, Kawasaki VN900, Suzuki LS 650, and Harley Davidson Sportster.  Upon receiving an order we outsource the items purchased to a local fabricator for production.  At this stage of our operations we do not carry any inventory and produce products per order received based on the model of the motorcycle.  Our products will be custom produced for the specific make and model of motorcycle.  The retail price of each product is listed.

Seats

-

Seat Kit Narrow (small)

   $420.00

Tuck & Roll stitching solo seat 11” wide for comfort and style. Seat mount comes with all hardware for easy install. Seat comes in black or white for that old school look. Installation DVD included.

-

Seat Kit Wide (large)   $420.00

Top grade leather solo seat 13” wide for comfort and style. Seat mount comes with all hardware for easy install. Seat comes in black or brown for that old school look. Installation DVD included.

Fenders

-

Front Fender Kit   $220.00

Kit includes everything you need: Heavy duty steel fender 1/8” thick, Fender struts, Mounting brackets, all hardware and easy DVD install instructions. Fender shipped as bare metal. Struts to bolt into factory holes included. Struts delivered glossy black. No cutting or welding required.

-

Rear Fender  $300.00

Kit includes everything you need: Heavy duty steel fender 1/8” thick, Fender struts, Mounting brackets, all hardware and easy DVD install instructions. Fender shipped as bare metal. All brackets and struts delivered glossy black. No cutting or welding required.

Handle Bars

-

16” Ape Hanger Kit  $269.00

Kit includes: 16” rise handle bars 1” in diameter, extended throttle cables, Extended Clutch cable, Extensions for wiring with all necessary connectors, Easy DVD instructions. Available in Chrome or Black.

-

14” Ape Hanger Kit   $259.00

Kit includes: 14” rise handle bars 1” in diameter, extended throttle cables, Extended Clutch cable, Extensions for wiring with all necessary connectors, Easy DVD instructions. Available in Chrome or Black.

-

12” Ape Hanger Kit  $249.00

Kit includes: 12” rise handle bars 1” in diameter, extended throttle cables, Extended Clutch cable, Extensions for wiring with all necessary connectors, Easy DVD instructions. Available in Chrome or Black.

-

Drag Bar Kit   $249.00

1” Steel bars, 32” wide Includes Shortened throttle cables and clutch cable, all wire connectors necessary for easy installation, Includes DVD instructions. Available in Chrome or Black.

Lights

-

Front Lighting Kit  $108.00

Classic bullet design LED markers. Amber lens, P-clamp fork mount, includes mounting hardware and connectors. Available in Black or Chrome finish.

-

Rear Lighting Kit  $154.00

Classic bullet design LED markers. Amber lens, P-clamp fork mount, Comes with mounting hardware and connectors. Available in Black or Chrome finish.

Plan of Operation

The net offering proceeds raised of $23,600 is budgeted to sustain operations for a twelve-month period.  If we begin to generate profits, we will increase our marketing and initiate new product development activities accordingly.  We estimate generating revenue approximately three months following closing of the offering.  Investors should note that generating revenue approximately three months after the closing of the offering may be an ambitious goal and the Company may not be in a position to generate revenue for a much longer period of time and we may need additional funding in order to sustain our business.  The Company has not included the development of new bobber kits in our quarterly milestones listed below.  The Company plans to initiate development of new bobber kits as soon as it starts generating revenue.  We plan to complete our milestones as follows:

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

Note: The Company’s planned milestones are based on quarters following the closing of the offering.

(ii) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $81,895 from the date of inception (September 25, 2013) until the year end October 31, 2014.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far utilizing the proceeds raised in our offering which we closed on October 3, 2014 by placing 3,000,000 through our offering, for a total cash of $30,000.

Stark Naked Bobbers received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on June 13, 2014 to offer on a best-efforts basis 3,000,000 shares of its common stock at a fixed price of $0.01 per share.

As of October 31, 2014, the Company incurred a loss in the amount of $81,895. The loss is a result of organizational expenses and expenses associated with implementing our business plan. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of October 31, 2014.

Off-Balance Sheet Arrangements

As of October 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.   Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, in this case cash, accounts payable and amounts due to stockholder. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of October 31, 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2014, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(d) Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow these implementations.

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of October 31, 2014:

Name	Age	Title
Teresa Stark	49	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

Teresa Stark – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

From December, 2007 through Present, full-time Managing Member of Stark Cycles, San Diego, California.  Stark Cycles buys and sells used Motorcycles and All-Terrain Vehicles.  Stark Cycles also has a service department and a parts department.  Ms. Stark’s responsibilities include bookkeeping, data entry, bike sales, parts ordering, service writing, and all advertising and promotional campaigns.  From 2005 through 2007 Ms. Stark worked as an office manager for Ann Kanie DDS, Inc.  From 1996 through 2005 Ms. Stark was a patient representative for St. Mary Hospital.  Teresa Stark has a Bachelor Degree in Business Management from University of Phoenix 2006.

Mrs. Stark has not held any previous directorships in the past five years.

Mrs. Stark has not been involved in any legal proceedings in the past ten years.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended October 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Teresa Stark is an officer and a director.  Mrs. Stark does not receive any regular compensation for her services rendered on our behalf. Mrs. Stark did not receive any compensation during the year ended October 31, 2014.

No officer or director is required to make any specific amount or percentage of her business time available to us.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of October 31, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial	Currently
Class	Owner of Shares (1)	Ownership (2)	Outstanding

Common	Teresa Stark (1)	10,000,000	76.9%
	President, Chief Executive Officer,
	Chief Financial Officer, Secretary,
	Treasurer, and Director
All officers and Directors as a Group		10,000,000	76.9%

1.  The address of our executive officer, director and beneficial owner c/o Stark Naked Bobbers 8650 Miramar Road, San Diego, California 92126.

2.  As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of October 31, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Teresa Stark. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTING  FEES AND SERVICES.

Messineo & Co., CPAs, LLC (“M&Co”) are our current independent registered public accounting firm.

Audit Fees

Aggregate audit fees billed by M&Co for the year ended October 31, 2014 and 2013, including quarterly reviews was $9,000 and $3,500, respectively.

Audit-Related Fees

Aggregate audit-related fees billed by M&Co totaled $0 and $0, for the years ending October 31, 2014 and 2013, respectively.

Tax Fees

Aggregate tax fees billed by M&Co totaled $0 and $0, for the years ending October 31, 2014 and 2013, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at October 31, 2014 and October 31, 2013

•

Statements of Operations for the year ended October 31, 2014 and for the cumulative periods from September 25, 2013 (Inception) to October 31, 2013 and 2014

•

Statements of Changes in Shareholders’ Equity for the period from September 25, 2013 (Date of Inception)  to October 31, 2014

•

Statements of Cash Flows for the year ended October 31, 2014 and for the cumulative periods from September 25, 2013 (Date of Inception) to October 31, 2013 and 2014

•

Notes to Financial Statements

2.

Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stark Naked Bobbers

Date: January 9, 2015
By: /s/ Teresa Stark
Teresa Stark, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 9, 2015
By: /s/ Teresa Stark
Teresa Stark, Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: January 9, 2015
By: /s/ Teresa Stark
Teresa Stark, Chief Financial Officer Principal Accounting Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stark Naked Bobbers

San Diego, California

We have audited the accompanying balance sheets of Stark Naked Bobbers (the "Company") as of October 31, 2014 and 2013 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year ending October 31, 2014 and for the period from  September 25, 2013 (date of inception) through  October 31, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stark Naked Bobbers as of October 31, 2014 and 2013 and the results of its operations and its cash flows for the year ending October 31, 2014 and for the period from September 25, 2013 (date of inception) through October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a losses, has an accumulated deficit, has not generated revenue, and may be unable to raise additional capital through equity or other financings. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of ther uncertainty.

/s/ Messineo & Co, CPAs LLC

Clearwater, Florida

January 9, 2015

STARK NAKED BOBBERS

BALANCE SHEETS

	October 31,
	2014	2013
ASSETS
Current Assets
Cash	$3,720	$4,965
Total Current Assets	3,720	4,965
Security Deposit	4,000	-
TOTAL ASSETS	$7,720	$4,965
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
A/P & Accrued Expenses	$11,250	$3,500
Due to Related Party	6,900	-
Total Current Liabilities	18,150	3,500
TOTAL LIABILITIES	18,150	3,500

Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value
Authorized Common Stock
75,000,000 shares at $0.001
Issued and Outstanding
13,000,000 & 10,000,000 Common Shares at October 31, 2014 & October 31, 2013, respectively	$13,000	$10,000
Additional Paid In Capital	67,000	-
Accumulated Deficit	(90,430)	(8,535)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(10,430)	$1,465
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$7,720	$4,965

See auditor's report and notes to the audited financial statements.

STARK NAKED BOBBERS

STATEMENTS OF OPERATIONS

	Year ended October 31, 2014	Inception (Sept 25, 2013) through October 31, 2013

REVENUE
Revenues	$-	$-
Total Revenues	-	-

EXPENSES
General & Administrative	54,391	585
Professional Fees	21,500	7,950
Research & Development	6,004	-
Total Expenses	81,895	8,535

LOSS FROM OPERATIONS	(81,895)	(8,535)

Provision for Income Taxes	$-	$-

NET LOSS	$(81,895)	$(8,535)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,238,356	10,000,000

See auditor's report and notes to the audited financial statements.

STARK NAKED BOBBERS

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Number of Shares	Amount

Balance at Inception (September 25, 2013)	-	$-	$-	$-	$-

Founder’s shares issued for cash at $0.001 per share on October 8, 2013	8,350,000	8,350	-	-	8,350

Shares issued for Services at $0.001 per share on October 8, 2013	1,650,000	1,650	-	-	1,650

Net (Loss) from inception through October 31, 2013				(8,535)	(8,535)

Balance, October 31, 2013	10,000,000	10,000	-	(8,535)	1,465

Shares issued for cash at $0.001 per share on October 3, 2014	3,000,000	3,000	27,000		30,000

Fair value of contributed services of related party			40,000		40,000

Net (Loss) for year ended October 31, 2014				(81,895)	(81,895)

Balance, October 31, 2014	13,000,000	$13,000	$67,000	$(90,430)	$(10,430)

See auditor's report and notes to the audited financial statements.

STARK NAKED BOBBERS

STATEMENT OF CASH FLOWS

	Year ended October 31, 2014	Inception (Sept 25, 2013) through October 31, 2013
OPERATING ACTIVITIES
Net Loss	$(81,895)	$(8,535)
Adjustments to reconcile Net Loss
to net cash used in operations:
Contribution of services, at fair value	40,000
Changes in operating assets and liabilities:
Shares Issued for Services	-	1,650
Security Deposit	4,000	-
Increase in AP & Accrued Expenses	7,750	3,500
Net cash provided by Operating Activities	$(38,145)	$(3,385)

FINANCING ACTIVITIES
Issuance of Common Stock	30,000	8,350
Related Party Loans	7,200	-
Repayment of Related Party Loans	(300)	-
Net cash provided by Financing Activities	$36,900	$8,350
Net increase/decrease in Cash for period	$(1,245)	$4,965
Cash at beginning of period	4,965	-
Cash at end of period	$3,720	$4,965

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Taxes	$-	$-

See auditor's report and notes to the audited financial statements.

STARK NAKED BOBBERS

NOTES TO THE AUDITED FINANCIAL STATEMENTS

October 31, 2014 and 2013

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended October 31, 2014, the Company had no significant operations resulting in a loss of $81,895.  The Company has an accumulated deficit of $90,430, resulting in a negative working capital of $14,430.  At this time, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer/director has agreed to advance funds to the Company to meet its obligations at her discretion, however there is no written agreement for the continuance of funding.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statement of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.  At October 31, 2013, the Company had $4,965 in cash, and $3,720 at October 31, 2014.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Financial Instruments and Fair Value

The Company’s balance sheet includes certain financial instruments, including cash, security deposits, accounts payable, accrued expenses and related party payables. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014.

Advertising

Advertising costs are expensed as incurred.  As of October 31, 2014 and 2013, $779 and $0 in advertising costs have been incurred, respectively.

Property

The Company does not own any property.  The Company entered into a rental agreement in September, 2014 at $1,750 per month, plus deposits totaling $4,000.  As of October 31, 2014, the Company had paid $7,000 in rent and deposits.

Revenue and Cost Recognition

The Company recognizes revenue when it is realized or realizable and estimable in accordance with ASC 605, “Revenue Recognition”.  The Company will recognize revenue only when all of the following criteria have been met:

•

Persuasive evidence for an agreement exists;

•

Service has been provided;

•

The fee is fixed or determinable; and,

•

Collection is reasonably assured.

The Company has not generated any revenues to date, therefore has not recognized revenue or cost.

Stock Based Compensation

The Company may issue restricted stock to employees and consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For non-employees, the value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. For employees, the value of the common stock is measured at grant date. Fully vested, non-forfeitable stock based instruments are measured and recognized immediatly upon issuance. The Company recognized compensation or consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At October 31, 2014 and 2013, 13,000,000 and 10,000,000 common shares are issued and outstanding, respectively.

On October 8, 2013, the Company issued 8,350,000 Founder’s shares at $0.001 per share (par value) for total cash of $8,350.

On October 8, 2013, the Company issued 1,650,000 shares for services provided since inception.  These shares were issued at par value ($0.001 per share) for services valued at $1,650.

On October 3, 2014, the Company completed an S-1 offering.  The Company issued 3,000,000 shares at $0.01 per share for a total cash of $30,000.

The Company determined that the fair value of contributed service, by the sole officer and director, was $40,000 and recognized the expense and a corresponding credit to additional paid in capital.

At October 31, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received net loans from a related party of $7,200 and $0 as of October 31, 2014 and October 31, 2013.  Reimbursement of $300 were credited for payments against the amount due to the shareholder. These loans are due on demand and carry no interest. Balance of amounts due to the officer were $6,900 and $0 as of October 31, 2014 and October 31, 2013, respectively.

During the year ending October 31, 2014, $8,286 was paid to Stark Cycles, a related company of the sole officer.  Payments included reimbursements of $2,100 for trademark and patent applications, $182 for Internet domain and $6,004 for parts and development of kits.  Charges were at cost of products.

NOTE 6 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn in-come sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of 2014 is as follows:

	October 31,
	2014	2013

Net operating loss	$81,895	$8,535

Deferred tax asset, net of state benefit, at applicable rates	30,800	2,900
Less valuation allowance	30,800	2,900
Net deferred tax asset	$--	$--

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended October 31, 2014 and 2013.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of October 31, 2014 the Company has net operating loss carry forwards of approximately $90,430, which begin to expire in 2033.  This carry forward may be limited upon the con-summation of a business combination under IRC Section 381.

The Company has not taken any uncertain tax positions, however, has open tax years subject to audit by the Internal Revenue Services, for the from the year of inception, 2013.

NOTE 7- COMMITMENTS AND CONTINGENCIES

The Company entered into a rental agreement commencing September 1, 2014, through August 31, 2018 for $1,750 per month, plus deposit. Lease includes an annual rental increase of 3% per year. Future lease payments are as follows:

For the years ending October 31,:
2015	21,052
2016	21,684
2017	22,335
2018 and thereafter	19,285
$ 84,356

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued, the date filed with the Securities and Exchange Commission.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.