Form 10-Q
period 2015-04-30
Stark Naked Bobbers
filed 2015-06-22
CIK 1592107

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 18, 2015:  13,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]  No [X]

Transitional Small Business Disclosure Format (Check One) Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STARK NAKED BOBBERS

Financial Statements

Page
Financial Statements:
Condensed Balance Sheets, April 30, 2015 (unaudited) and October 31, 2014 (audited)	4
Condensed Statements of Operations (unaudited), for the three and six month period ended April 30, 2105 and 2014	5
Condensed Statements of Cash Flows (unaudited), for the three and six months period ended April 30, 2015 and 2014	6
Notes to Financial Statements (unaudited)	7

STARK NAKED BOBBERS

CONDENSED BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$49	$3,720
Total Current Assets	$49	$3,720
Security Deposits	$4,000	$4,000
TOTAL ASSETS	$4,049	$7,720

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$16,625	$11,250
Due to Related Party	$15,524	$6,900
Total Current Liabilities	$32,149	$18,150
TOTAL LIABILITIES	$32,149	$18,150

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 75,000,000 shares at $0.001 Issued and Outstanding13,000,000 & 13,000,000 Common Shares at April 30, 2015 & October 31, 2014, respectively	$13,000	$13,000
Additional Paid In Capital	$87,000	$67,000
Deficit Accumulated During the Development Stage	$(128,100)	$(90,430)
TOTAL STOCKHOLDERS' DEFICIT	$(28,100)	$(10,430)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$4,049	$7,720

The accompanying notes are an integral part of these financial statements.

STARK NAKED BOBBERS

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	3-month period ended April 30, 2015	3-month period ended April 30, 2014	6-month period ended April 30, 2015	6-month period ended April 30, 2014

REVENUES	$-	$-	$-	$-

EXPENSES
General & Admin	16,297	541	32,820	1,347
Professional Fees	3,050	1,750	4,850	4,000
Total Expenses	19,347	2,291	37,670	5,347
LOSS FROM OPERATIONS	$(19,347)	$(2,291)	$(37,670)	$(5,347)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(19,347)	$(2,291)	$(37,670)	$(5,347)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,000,000	10,000,000	13,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

STARK NAKED BOBBERS

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	6-month period ended April 30, 2015	6-month period ended April 30, 2014
OPERATING ACTIVITIES
Net Income	$(37,670)	$(5,347)
Adjustments to reconcile Net Loss to net cash provided by operations:
Contribution of services, at fair value	20,000
Changes in operating assets and liabilities:
Prepaid & other assets		(130)
Increase (decrease)in AP & Accrued Expenses	5,375	500
Net cash provided by Operating Activities	$(12,295)	$(4,977)

FINANCING ACTIVITIES
Related Party Loans	8,624	2,000
Repayment of Related Party Loans	-	(300)
Net cash provided by Financing Activities	$8,624	$1,700

Net increase/decrease in Cash for period	$(3,671)	$(3,277)

Cash at beginning of period	3,720	4,965
Cash at end of period	$49	$1,688

The accompanying notes are an integral part of these financial statements

STARK NAKED BOBBERS

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

April 30, 2015

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the six month period ended April 30, 2015, the Company had no significant operations, resulting in a loss of $37,670.  The Company has an accumulated deficit of $128,100, resulting in a negative working capital of $28,100.  At this time, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer/director has agreed to advance funds to the Company to meet its obligations at her discretion.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s October 31, 2014 10-K filing.  The results of operations for the period ended April 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Advertising

Advertising costs are expensed as incurred.  For the six month periods ending April 30, 2015 and 2014, no advertising costs have been incurred.

Property

The Company does not own any property.  The Company entered into a rental agreement in September, 2014 at $1,750 per month, plus deposits totaling $4,000.  As of April 30, 2015, the Company had paid and/or accrued $10,500 in rent. The lease is cancelable upon notification and is month to month.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.  At both April 30, 2015 and October 31, 2014, the Company had 13,000,000 common shares issued and outstanding.

On October 3, 2014, the Company completed an S-1 offering.  The Company issued 3,000,000 shares at $0.01 per share for a total cash of $30,000.

The Company determined that the fair value of contributed service, by the sole officer and director, for the quarter ending January 31, 2015, was $10,000 and has recognized the expense and a corresponding credit to additional paid in capital.

The Company determined that the fair value of contributed service, by the sole officer and director, for the month period ending April 30, 2015, was $20,000 and has recognized the expense and a corresponding credit to additional paid in capital.

At April 30, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received net loans from related parties of $15,524 and $6,900 as of April 30, 2015 and October 31, 2014.  These loans are due on demand and carry no interest.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued (date of filing with the Securities and Exchange Commission). Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Stark Naked Bobbers for the period ended April 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Stark Naked Bobbers, Financial information provided in this Form 10-Q, for periods subsequent to April 30, 2015, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Results of Operations

The three and six month periods ended April 30, 2015 and 2014

The Company did not have any operating revenues for the three and six month period ended April 30, 2015 and 2014. For the three and six month periods ended April 30, 2015 and 2014, the registrant recognized net losses of $19,347, $2,291, $37,670 and $5,347, respectively. Expenses for the year were comprised of costs mainly associated with professional fees and regulatory compliance reporting of the public entity.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders.  Stark Naked Bobbers’ received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on June 13, 2014 to offer on a best-efforts basis 3,000,000 shares of its common stock at a fixed price of $0.01 per share.  Stark Naked Bobbers closed its offering on October 3, 2014 and raised $30,000 by placing 3,000,000 common shares through its offering. No additional shares have been sold.

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

We have no known demands or commitments and are not aware of any events or uncertainties, as of the date of filing, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April 30, 2015, have concluded that as of such date the Company’s disclosure controls and procedures are ineffective.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 22, 2015

/s/ Teresa Stark

Teresa Stark

President, Chief Executive Officer,

Secretary, Chief Financial Officer,

Treasurer, Director